Form 10-Q
period 2020-09-30
Foley Trasimene Acquisition II
filed 2020-11-06
CIK 1818355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39456

FOLEY TRASIMENE ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-1961020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle Las Vegas, NV 89134
(Address of Principal Executive Offices, including zip code)

(702) 323-7330
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	BFT.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	BFT	The New York Stock Exchange
Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BFT WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 6, 2020, there were 146,703,345 shares of Class A common stock and 36,675,836 shares of Class B common stock of the registrant issued and outstanding.

FOLEY TRASIMENE ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FOLEY TRASIMENE ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$547,218
Prepaid expenses	515,966
Total Current Assets	1,063,184

Cash and marketable securities held in Trust Account	1,467,159,824
Total Assets	$1,468,223,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$46,334
Income taxes payable	19,538
Total Current Liabilities	65,872

Deferred underwriting fee payable	51,346,171
Total Liabilities	51,412,043

Commitments and Contingencies

Class A common stock subject to possible redemption, 141,181,096 shares at $10.00 per share	1,411,810,960

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 800,000,000 shares authorized; 5,522,249 issued and outstanding (excluding 141,181,096 shares subject to possible redemption)	552
Class B common stock, $0.0001 par value; 80,000,000 shares authorized; 37,375,000 shares issued and outstanding (1)	3,738
Additional paid-in capital	5,012,392
Accumulated deficit	(16,677)
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$1,468,223,008

(1)	Includes up to 699,164 shares of Class B common stock subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option (see Notes 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Period from July 15, 2020 (Inception) Through September 30,
2020
Formation and general and administrative expenses	$123,513
Loss from operations	(123,513)

Other income:
Interest earned on marketable securities held in Trust Account	126,374

Income before provision for income taxes	2,861
Provision for income taxes	(19,538)
Net loss	$(16,677)

Weighted average shares outstanding of Class A redeemable common stock	144,615,427
Basic and diluted income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock (1)	36,675,836
Basic and diluted net loss per share, Class B	$(0.00)

(1) Excludes up to 699,164 shares of Class B common stock subject to forfeiture as a result of the underwriters’ election to partially exercise their overallotment option (see Notes 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	37,375,000	3,738	21,262	—	25,000

Sale of 146,703,345 Units, net of underwriting discounts	146,703,345	14,670	—	—	1,385,447,303	—	1,385,461,973

Sale of 20,893,780 Private Placement Warrants	—	—	—	—	31,340,669	—	31,340,669

Common stock subject to possible redemption	(141,181,096)	(14,118)	—	—	(1,411,796,842)	—	(1,411,810,960)

Net loss	—	—	—	—	—	(16,677)	(16,677)

Balance – September 30, 2020	5,522,249	$552	37,375,000	$3,738	$5,012,392	$(16,677)	$5,000,005

(1) Includes up to 699,164 shares of Class B common stock subject to forfeiture as a result of the underwriters’ election to partially exercise their overallotment option (see Notes 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(16,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(126,374)
Changes in operating assets and liabilities:
Prepaid expenses	(515,966)
Accrued expenses	46,334
Income taxes payable	19,538
Net cash used in operating activities	(593,145)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,467,033,450)
Net cash used in investing activities	(1,467,033,450)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	1,437,692,781
Proceeds from sale of Private Placement Warrants	31,340,669
Proceeds from advances from related party	480,000
Repayment of advances from related party	(480,000)
Proceeds from promissory note - related party	500,000
Repayment of promissory note - related party	(500,000)
Payment of offering costs	(884,637)
Net cash provided by financing activities	1,468,173,813

Net Change in Cash	547,218
Cash – Beginning of period	—
Cash – End of period	$547,218

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$1,250,637,690
Change in value of Class A common stock subject to possible redemption	$161,173,270
Deferred underwriting fee payable	$51,346,171

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Foley Trasimene Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on July 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on identifying a prospective target business in financial technology or business process outsourcing, which acts as an essential utility to industries that are core to the economy. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 15, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 18, 2020. On August 21, 2020 the Company consummated the Initial Public Offering of 130,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $1,300,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 18,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Trasimene Capital Management FT, LP II, an affiliate of Trasimene Capital Management, LLC (the “Sponsor”), generating gross proceeds of $28,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 21, 2020, an amount of $1,300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

On August 26, 2020, the underwriters partially exercised their over-allotment option, resulting in an additional 16,703,345 Units issued for an aggregate amount of $167,033,450. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 2,227,113 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $3,340,669. A total of $167,033,450 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $1,467,033,450.

Transaction costs amounted to $81,571,477, consisting of $29,340,669 in cash underwriting fees, $51,346,171 of deferred underwriting fees and $884,637 of other offering costs. In addition, as of September 30, 2020, cash of $547,218 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Articles of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Articles of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholder’s rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to consummate a Business Combination.

The Company will have until August 21, 2022 (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $547,218 in its operating bank account, and working capital of approximately $997,000.

The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $500,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note as of August 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 20, 2020, as well as the audited balance sheet included in the Company’s Current Report on Form 8-K, as filed with the SEC on August 27, 2020. The interim results for the period from July 15, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the 141,181,096 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $81,571,477 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $19,000, which had a full valuation allowance recorded against it of approximately $19,000.

The Company’s current taxable income primarily consists of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from July 15, 2020 (inception) through September 30, 2020, the Company recorded income tax expense of approximately $20,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the period from July 15, 2020 (inception) through September 30, 2020 was approximately (683%), which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 69,794,894 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operation include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $126,374 for the period from July 15, 2020 (inception) through September 30, 2020, less applicable franchise and income taxes of approximately $53,000 for the period from July 15, 2020 (inception) through September 30, 2020, by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 146,703,345 Units, at a purchase price of $10.00 per Unit, inclusive of 16,703,345 Units sold to the underwriters on August 26, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $28,000,000. On August 26, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 2,227,113 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,340,669. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor purchased 34,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On August 14, 2020, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price. On August 18, 2020, the Company effected a stock dividend with respect to its Class B common stock of 2,875,000 shares thereof, resulting in an aggregate of 37,375,000 outstanding shares of Class B common stock. The Founder Shares include an aggregate of up to 699,164 shares of Class B common stock that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 4,175,836 Founder Shares are no longer subject to forfeiture. On October 2, 2020, the underwriters’ remaining over-allotment expired unexercised, resulting in the forfeiture of 699,164 Founder Shares. Accordingly, as of October 2, 2020, there are 36,675,836 Founder Shares issued and outstanding (see Note 9).

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Related Party Advances

The Sponsor advanced the Company an aggregate of $480,000 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $480,000 were repaid at the closing of the Initial Public Offering on August 21, 2020.

Promissory Note — Related Parties

On July 17, 2020, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) January 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on August 21, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts have been borrowed under this arrangement as of September 30, 2020.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 18, 2020, to pay Cannae Holdings, Inc. (“Cannae Holdings”) up to $5,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 15, 2020 (inception) through September 30, 2020, the Company incurred and paid $10,000 in fees for these services.

Registration Rights

Pursuant to a registration rights agreement entered into on August 21, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 19,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 26, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 16,703,345 Units at $10.00 per Unit, leaving 2,796,655 Units available for purchase. On October 2, 2020, the underwriters’ remaining over-allotment expired unexercised (see Note 9).

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $51,346,171 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Forward Purchase Agreement

The Company entered into a forward purchase agreement with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsor. Pursuant to such agreement, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the forward purchase agreement will be identical to the warrants sold as part of the Units in the Initial Public Offering.

In connection with the forward purchase securities sold to Cannae Holdings, the Company expects that the initial stockholders will receive (by way of an adjustment to their existing shares of Class B common stock) an aggregate number of additional shares of Class B common stock so that the initial stockholders, in the aggregate, on an as-converted basis, will hold 20% of the shares of Class A common stock at the time of the closing of a Business Combination. Under the forward purchase agreement, the Company will provide a right of first offer to Cannae Holdings if the Company proposes to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities, other than the units and certain excluded securities. In addition, if the Company seeks stockholder approval of a proposed initial Business Combination, Cannae Holdings has agreed under the forward purchase agreement to vote any shares of Class A common stock owned by Cannae Holdings in favor of any proposed initial Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock. The Company is authorized to issue 800,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 5,522,249 shares of Class A common stock issued and outstanding, excluding 141,181,096 shares of Class A common stock subject to possible redemption.

Class B Common Stock. The Company is authorized to issue 80,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 37,375,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 699,164 shares of Class B common stock were subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (see Note 9).

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock on the first business day following the completion of a Business Combination at a ratio such that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, 25% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of Initial Public Offering, plus (ii) the sum of (a) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in a Business Combination, and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public stockholders in connection with a Business Combination. Any conversion of Class B common stock will take effect as a compulsory redemption of Class B common stock and an issuance of Class A common stock as a matter of Delaware law. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants have an exercise price of $11.50 per share and will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
•	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same as the outstanding Public Warrants, as described above.

The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above adjacent to “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $600 in cash and $1,467,159,224 in U.S. Treasury securities. During the period from July 15, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/19/2020)	$1,467,159,224	$(5,304)	$1,467,153,920

FOLEY TRASIMENE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 2, 2020, the underwriters’ remaining over-allotment expired unexercised, resulting in the forfeiture of 699,164 Founder Shares. Accordingly, as of October 2, 2020, there are 36,675,836 Founder Shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Foley Trasimene Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Trasimene Capital Management FT, LP II, an affiliate of Trasimene Capital Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 15, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The registration statement for our Initial Public Offering was declared effective on August 18, 2020. On August 21, 2020, we completed our Initial Public Offering of 130,000,000 Units sold to the public at the price of $10.00 per Unit, generating gross proceeds of $1,300,000,000. Each Unit consists of one share of our Class A common stock and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of our Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of our Initial Public Offering, we completed the sale to the Sponsor of an aggregate of 18,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $28,000,000. Each Private Placement Warrant is exercisable for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

On August 26, 2020, in connection with the underwriters’ election to partially exercise of their over-allotment option, we consummated the sale of an additional 16,703,345 Units and the sale of an additional 2,227,113 Private Placement Warrants, generating total gross proceeds of $170,374,119.

Following our Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $1,467,033,450 was placed in the Trust Account. We incurred $81,571,477 in transaction costs, including $29,340,669 of underwriting fees, $51,346,171 of deferred underwriting fees and $884,637 of other offering costs.

The issuance of additional shares in connection with an initial Business Combination, including the issuance of forward purchase securities:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in our Class B common stock resulted in the issuance of our Class A common stock on a greater than one-to-one basis upon conversion of our Class B common stock;
●	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the period from July 15, 2020 (inception) through September 30, 2020, we had a net loss of $16,677, which consists of formation and operating costs of $123,513 and a provision for income taxes of $19,538, offset by interest income earned on marketable securities held in the Trust Account of $126,374.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

For the period from July 15, 2020 (inception) through September 30, 2020, cash used in operating activities was $593,145. Net loss of $16,677 was affected by interest earned on marketable securities held in the Trust Account of $126,374 and changes in operating assets and liabilities, which used $450,094 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $1,467,159,824 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $547,218 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company's personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Cannae Holdings a monthly fee up to $5,000 for office space and administrative support services. We began incurring these fees on August 18, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Pursuant to a registration rights agreement entered into on August 21, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. We will bear the expenses incurred in connection with the filing of any such registration statements.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $51,346,171 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We entered into a forward purchase agreement with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of ours or the Sponsor. Pursuant to such agreement, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the forward purchase agreement will be identical to the warrants sold as part of the Units in the Initial Public Offering.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 20, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 20, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of 18,666,667, Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $28,000,000. On August 26, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 2,227,113 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,340,669. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Use of Proceeds

On August 21, 2020, we consummated our Initial Public Offering of 146,703,345 Units, inclusive of 16,703,345 Units sold to the underwriters on August 26, 2020 upon the underwriters’ election to partially exercise their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $1,467,033,450. Credit Suisse Securities (USA) LLC and BofA Securities, Inc. acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-240285 and 333-248116). The SEC declared the registration statement effective on August 18, 2020.

Of the gross proceeds received from the Initial Public Offering, $1,467,033,450 was placed in the Trust Account.

We paid a total of $29,340,669 in underwriting discounts and commissions and $884,637 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $51,346,171 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Investment Management Trust Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.2	Registration Rights Agreement, dated August 21, 2020, among the Company, the Sponsor and certain other security holders named therein. (1)
10.3	Private Placement Warrants Purchase Agreement, dated August 18, 2020, between the Company and the Sponsor. (1)
10.4	Administrative Services Agreement, dated August 21, 2020, between the Company and Cannae Holdings, Inc. (1)
10.5	Form of Letter Agreement, dated August 21, 2020, between the Company and each of its officers and directors and the Sponsor. (1)
10.6	Form of Indemnity Agreement, dated August 21, 2020, between the Company and each of its officers and directors. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 24, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLEY TRASIMENE ACQUISITION CORP. II

Date: November 6, 2020		/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)