Form 10-K
period 2020-12-31
Foley Trasimene Acquisition II
filed 2021-02-26
CIK 1818355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39456

FOLEY TRASIMENE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85-1961020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle, Las Vegas, Nevada	89134
(Address of principal executive offices)	(zip code)

(702) 323-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant Class A Common Stock, par value $0.0001 per share	BFT.U	New York Stock Exchange
Class A common stock, par value $0.0001	BFT	New York Stock Exchange
Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BFT.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

As of June 30, 2020, the registrant’s common stock was not publicly traded.

As of January 31, 2021, there were 146,703,345 shares of Class A common stock and 36,675,836 shares of Class B common stock of the registrant issued and outstanding.

FOLEY TRASIMENE ACQUISITION CORP. II

FORM 10-K

Additional Information

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or the other documents filed or incorporated herein by reference as exhibits. Please see "Item 15, Exhibits, Financial Statement Schedules" in this report for a complete list of those exhibits.

Special Note Regarding Forward-Looking Statements

Please see the note under "Statement Regarding Forward-Looking Information" for a description of special factors potentially affecting forward-looking statements included in this report.

i

PART I

Item 1.	Business

Introductory Note

The following describes the business of Foley Trasimene Acquisition Corp. II. Except where otherwise noted, all references to “we,” “us,” “our,” "FTAC," or the "Company," are to Foley Trasimene Acquisition Corp. II.

Description of Business

The Company is a newly incorporated blank check company incorporated in Delaware on July 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination” and referred to throughout this Annual Report on Form 10-K ("Report") as our initial business combination).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company has focused on identifying a prospective target business in financial technology or business process outsourcing, which acts as an essential utility to industries that are core to the economy. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 15, 2020 (inception) through December 31, 2020 relates to the Company’s formation, our initial public offering (“Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues unless and until completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

During the period ended July 17, 2020, our sponsor, as defined below, paid in the aggregate $25,000, or approximately $0.001 per share, to cover certain of our offering costs in consideration of 34,500,000 shares of our Class B common stock, par value $0.0001. On August 18, 2020, the Company effected a stock dividend with respect to its Class B common stock of 2,875,000 shares thereof, resulting in an aggregate of 37,375,000 outstanding shares of Class B common stock (referred to throughout this report as the founder shares).

On August 18, 2020, the Company consummated the Initial Public Offering of 130,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Common Stock”), and one-third of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (each whole warrant, referred to as a "warrant" throughout this report). The Units were sold at a price of $10.00 per share, generating gross proceeds to the Company of $1,300,000,000.

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the sale of 18,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Trasimene Capital Management FT, LP II (the “Trasimene Sponsor”), an affiliate of Trasimene Capital Management, LLC ("Trasimene Capital" and collectively with the Trasimene Sponsor, the “Sponsors” and referred to throughout this report as the sponsor or sponsors), generating gross proceeds of $28,000,000.

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

A total of $1,467,033,450 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Company Common Stock and Warrants trade on The New York Stock Exchange ("NYSE") under the symbols “BFT” and "BFT.WS," respectively. Those Units not separated continue to trade on the NYSE under the symbol "BFT.U."

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Under the applicable rules of the NYSE, the Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.

Pending Merger

On December 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Paysafe Group Holdings Limited, a private limited company incorporated under the laws of England and Wales (“PGHL”), Paysafe Limited, an exempted limited company incorporated under the laws of Bermuda and subsidiary of PGHL (“Paysafe”), Paysafe Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of Paysafe (“Merger Sub”), Paysafe Bermuda Holding LLC, a Bermuda exempted limited liability company and Pi Jersey Holdco 1.5 Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“Pi Jersey Holdco”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger and an indirect subsidiary of Paysafe (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) will convert into the right to receive one common share, par value $0.001 per share, of Paysafe (each a “Common Share”) and (ii) PGHL will transfer and contribute Pi Jersey Holdco to Paysafe in exchange for Common Shares and cash (collectively, the “Paysafe Contribution”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Transactions reflect an implied pro-forma enterprise value for Paysafe of approximately $8.7 billion at closing and is expected to satisfy the conditions described above.

PGHL is a leading integrated payments platform. Its core purpose is to enable businesses and consumers to connect and transact seamlessly through industry-leading capabilities in payment processing, digital wallet, and online cash solutions. With over 20 years of online payment experience, an annualized transactional volume of over US $98 billion in 2019, and approximately 3,000 employees located in 12+ global locations, PGHL connects businesses and consumers across 70 payment types in over 40 currencies around the world. Delivered through an integrated platform, PGHL’s solutions are geared toward mobile-initiated transactions, real-time analytics and the convergence between brick-and-mortar and online payments.

Consummation of the Transactions is subject to customary conditions, representations, warranties and covenants in the Merger Agreement, including, among others, approval by Company stockholders, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the Transactions, and other customary closing conditions, including the receipt of certain regulatory approvals. The Transactions are expected to close in the first half of 2021.

In connection with the execution of the Merger Agreement, the Company, PGHL and Paysafe entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, Paysafe has agreed to issue and sell to the PIPE Investors, in the aggregate, $2,000,000,000 of Common Shares (the “PIPE Investment”) at a purchase price of $10.00 per share. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto or (iii) at a PIPE Investor’s election, on or after December 7, 2021, subject to automatic extension if any action for specific performance or other equitable relief by PGHL or Paysafe with respect to the Merger Agreement, the other transaction agreements specified in the Merger Agreement or otherwise regarding the Transactions is commenced or pending on or prior to the Termination Date.

In connection with the execution of the Merger Agreement, the Company amended and restated (a) that certain letter agreement (the “Sponsor Agreement”), dated August 21, 2020, by and among the Company and the Sponsors and (b) each of the letter agreements, dated as of August 21, 2020, by and between the Company and William P. Foley, II, Richard N. Massey, Mark D. Linehan, Erika Meinhardt, David W. Ducommun, Michael L. Gravelle, C. Malcolm Holland and Bryan D. Coy (the “Insiders”), pursuant to which, among other things, the Sponsors and the Insiders agreed (i) to vote any shares of the Company’s securities held by them in favor of the Transactions and other FTAC II Stockholder Matters (as defined in the Merger Agreement), (ii) not to redeem any shares of the Company’s securities, (iii) not to take any action to solicit any offers relating to an alternative business combination, (iv) to use reasonable best efforts to obtain required regulatory approvals, (v) not to transfer any Common Shares for a period beginning on the closing date of the Transactions and ending on the earlier of (A) 270 days thereafter or (B) if the volume weighted average price of the Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30 trading day period, 150 days thereafter, and (vi) to be bound to certain other obligations as described therein (the “Amended and Restated Sponsor Agreement”). Additionally, as provided in the Merger Agreement, the Sponsors and certain of the Insiders have agreed to forfeit 7,987,877 shares of our Class B common stock at the consummation of the Business Combination. All such shares of our Class B common stock shall be canceled.

The Merger Agreement, related agreements and the Transactions are further described in the Current Report on Form 8-K filed by the Company on December 7, 2020.

Other than as specifically discussed, this report does not assume the closing of the Transactions.

Strategy

Foley Trasimene Acquisition Corp. II employs a fundamental, value-oriented acquisition framework that seeks a target with utility-like features, a defensible market position, reliable cash flows and low overall economic cycle risk. Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our founder and can benefit from his operational expertise. Our selection process will leverage our founder’s broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founder’s extensive experience and demonstrated success in both investing in and operating businesses across a variety of industries and developing a distinctive combination of capabilities including:

•	a track record of building industry-leading companies and proven ability to deliver stockholder value over an extended time period with above-market-average investment returns that are multiples greater than comparable benchmarks and peers;

•	a prolific acquisition history, having completed hundreds transactions that have in sum contributed to such companies’ financial results and strategic position. This acquisition history has been executed using established proprietary deal sourcing and differentiated transaction execution/structuring capabilities;

•	experience deploying a unique and broad value creation toolkit including identifying value enhancements, recruiting world-class talent and delivering elite operating efficiency by exceeding synergy targets in transactions across multiple industries; and

•	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Mr. Foley communicates with his networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Our acquisition strategy leverages Mr. Foley’s network of proprietary deal sources where we believe a combination of a proactive outreach and receptivity to inbound ideas will provide us with a number of business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience and management teams of public and private companies, investment bankers and other business associates will provide potential opportunities for the Company. Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•	have the opportunity to become an industry utility with a defensible market position that can benefit from Mr. Foley’s leadership and guidance;

•	are at a critical strategic inflection point, such as requiring additional management expertise or access to capital to launch a new phase of growth or corporate/business model evolution;

•	exhibit unrecognized value or other characteristics that we believe Mr. Foley can optimize over the long-run to produce outsized investor returns;

•	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, which we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•	will offer an attractive risk-adjusted return for our stockholders, similar to Mr. Foley’s historical achievements; and

•	have been materially impacted by possible current market dislocations but are fundamentally sound businesses whose products and/or services are necessary to the continuing function of a core economic industry or service.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination are based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, founder, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsors, founder, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from either an independent investment banking firm that is a member of FINRA or an independent accounting firm.

Members of our management team and officers and directors of entities affiliated with our sponsor may directly or indirectly own our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our founder, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

Trasimene Capital externally manages Cannae Holdings, Inc. ("Cannae Holdings") pursuant to a management services agreement. Investment vehicles managed by Trasimene Capital or their affiliates may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of the IPO, the private placements of the private placement warrants, our equity, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage Trasimene Capital, our sponsors and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founder, Trasimene Capital, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will either of our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsors, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsors or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsors, officers and directors have agreed that we will have only 24 months from the closing of the IPO to complete an initial business combination. If we have not completed an initial business combination within 24 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination within 24 months from the closing of the IPO.

Our sponsors, directors and each member of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within 24 months from the closing of the IPO. However, if our sponsors, directors or members of our management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within 24 months from the closing of the IPO.

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the IPO, the sale of the private placement warrants and the forward purchase securities, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Credit Suisse and BofA Securities will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsors to reserve for such indemnification obligations, nor have we independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO, (ii) in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provisions relating to the rights of holders of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months from the closing of the IPO, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

The proceeds held in the escrow account are not released until the earlier of the completion of a business combination or the failure to effect a business combination within the allotted time.

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that its contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy.

Statement Regarding Forward-Looking Information

Some of the statements contained in this report constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete the business combination with Paysafe or any other initial business combinations;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses if our transaction with Paysafe is not successfully consummated;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the limited history of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the outcome of any known and unknown litigation and regulatory proceedings.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Additional Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the "SEC"). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our website address is www.foleytrasimene2.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

We currently maintain our executive offices at 1701 Village Center Circle, Las Vegas, NV 89134 and our telephone number at that location is (702) 323-7330. The cost for our use of this space is included in the $5,000 per month fee we will pay to Cannae Holdings for office space, administrative support services.

Item 1A.	Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Trasimene Capital, or its respective affiliates (including the founder and our management team), including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our initial stockholders, members of our management team and Cannae Holdings have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The requirement that we complete an initial business combination within 24 months after the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	We may not be able to complete an initial business combination within 24 months after the closing of the offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

•	The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

•	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

•	If we have not completed an initial business combination within 24 months from the closing of the IPO, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

•	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.

•	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

•	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

•	Since our sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

•	The other risks and uncertainties disclosed in this Annual Report on Form 10-K.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Risk factors related to Paysafe and the Transactions are included in the Preliminary Registration Statement and the Proxy Statement/Prospectus filed with the SEC by Paysafe on February 1, 2021, as may be amended from time to time, and will be included the Definitive Proxy Statement when filed by us.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the State of Delaware with a limited history of operating results. Because we have a limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have entered into the Merger Agreement for the Transactions, but we may be unable to complete the Transactions. If we do not complete our initial business combination, we will never generate any operating revenues.

Risk Factors

The Merger Agreement and Transactions are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

•	approval by the Company's stockholders,

•	the expiration or termination of the waiting period under the HSR Act,

•	receipt of other required regulatory approvals,

•	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force,

•	the Company having at least $5,000,001 of net tangible assets as of the closing of the Transactions,

•	the registration statement on Form F-4 of Paysafe having become effective,

•	Paysafe's common stock having been approved for listing on the NYSE, and

•	customary bring down conditions.

Additionally, the obligations of the parties to the Merger Agreement to consummate the Transactions are also conditioned upon, among others, having at least $3,400,000,000 of closing cash as defined in the Merger Agreement as of the closing of the Transactions and (B) the audited and interim financial statements of the Paysafe's predecessor being available for issuance.

Past performance by Trasimene Capital or their respective affiliates (including the founder and our management team), including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding past performance of Trasimene Capital or its respective affiliates, including Foley Trasimene I, Trebia, FNF, FIS, FGL Holdings, Cannae Holdings, Black Knight, FNFV or Dun & Bradstreet, or our management team is presented for informational purposes only. Any past experience and performance of Trasimene Capital, its affiliates, our founder, our management team or the other companies referred to herein is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination or complete such business combination or (2) of any results with respect to any initial business combination we may complete. You should not rely on the historical record of Trasimene Capital, its affiliates, our founder, our management team’s performance or the performance of the other companies referred to herein as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Trasimene Capital or its affiliates, nor any other companies referred to in this report.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders, members of our management team and Cannae Holdings have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders will own, on an as-converted basis, 15% of our outstanding shares of our Class A common stock immediately following the completion of the IPO. In addition, Cannae Holdings has each agreed to purchase Class A common stock in an aggregate share amount equal to 15,000,000 shares of our Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of our Class A common stock at $11.50 per share. Our initial stockholders and members of our management team also may from time to time purchase Class A common stock prior to our initial business combination. Our second amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. When we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering, in favor of our initial business combination. In addition, pursuant to the terms of the forward purchase agreement, Cannae Holdings has agreed to vote any shares purchased during or after the offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 55,013,756, or 37.5%, of the 146,703,345 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, when we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, each member of our management team and Cannae Holdings to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities fails to close, we may lack sufficient funds to complete our initial business combination.

We have entered into the forward purchase agreement pursuant to which Cannae Holdings has agreed to purchase the forward purchase shares in a private placement to occur concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close by reason of the failure by Cannae Holdings to fund the purchase price for its respective forward purchase securities, for example, we may lack sufficient funds to complete our initial business combination. Additionally, the obligation of Cannae Holdings to purchase the forward purchase securities are subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and Cannae Holdings, respectively, or, automatically: (a) if the IPO is not completed on or prior to July 31, 2022; (b) if the initial business combination is not completed within 24 months of the closing of the IPO or such later date as may be approved by the Company’s shareholders; (c) if William P. Foley, II dies; (d) if William P. Foley, II, the sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of William P. Foley, II, the sponsor or the Company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment; or (e) if William P. Foley, II is convicted in a criminal proceeding for a crime involving fraud or dishonesty. The obligation of Cannae Holdings to purchase the forward purchase securities is subject to fulfillment of customary closing conditions and other conditions as set forth in the forward purchase agreement, including: (a) the initial business combination shall be consummated substantially concurrent with, and immediately following, the purchase of the forward purchase securities; and (b) the Company must have delivered to Cannae Holdings a certificate evidencing the Company’s good standing as a Delaware corporation, as of a date within ten (10) business days of the closing of the sale of the forward purchase shares. In the event of any such failure to fund by Cannae Holdings, any obligation is so terminated or any such condition is not satisfied and not waived by Cannae Holdings, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While Cannae Holdings has each represented to us that each has sufficient funds to satisfy its respective obligations under the respective forward purchase agreement, we have not obligated Cannae Holdings to reserve funds for such obligations.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete an initial business combination within 24 months after the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 24 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial business combination within 24 months after the closing of the offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete an initial business combination within 24 months after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of coronavirus (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware Islands law to provide for claims of creditors and the requirements of other applicable law.

Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with the Business Combination, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the Business Combination. Although no such lawsuits have yet been filed in connection with the Business Combination or the transactions contemplated by the Business Combination Agreement, it is possible that such actions may arise and, if such actions do arise, they generally seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require the Company to incur significant costs and draw the attention of the Company’s management team away from the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from becoming effective within the agreed upon timeframe.

The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of the coronavirus has resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination or our ability to execute a transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business within 24 months from the closing of the IPO, subject to applicable law and as further described herein. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months from the closing of the IPO, with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination within 24 months from the closing of the IPO, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and, a minimum number of holders of our securities (generally 400 public holders) and a minimum share price of $1.

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the IPO and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsors or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We believe that, upon closing of the IPO, the funds available to us outside of the trust account, together with funds available from loans from our sponsors will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are required to seek additional capital to fund expenses related to our operations before our initial business combination, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within 24 months from the closing of the IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsors have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsors to reserve for such indemnification obligations, nor have we independently verified whether our sponsors have sufficient funds to satisfy its indemnity obligations and believe that our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the IPO and certain proceeds from the sale of the private placement warrants, in the amount of $1,200,000,000, will be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $1,200,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our sponsors assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (c) absent our completing an initial business combination within 24 months from the closing of the IPO, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed an initial business combination within 24 months from the closing of the IPO, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination within 24 months from the closing of the IPO, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our second amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of our Class A common stock will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

We did not register the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of our Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of our Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment).

However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available.

Notwithstanding the above, if the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the IPO. In such an instance, our sponsors and their transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of our Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares are convertible, the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the shares of our Class A common stock issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares and the private placement warrants and the shares of our Class A common stock issuable upon exercise of such private placement warrants. Pursuant to the forward purchase agreement, we have agreed to use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a resale shelf registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which Cannae Holdings, or its respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry, sector you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 800,000,000 shares of our Class A common stock, par value $0.0001 per share, 80,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 653,296,655 and 43,324,164 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the shares of the Class B common stock or shares issued upon the sale of the forward purchase shares. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our second amended and restated certificate of incorporation. There will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. However, our second amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of our Class A common stock if share of preferred stock are issued with rights senior to those afforded our Class A common stock;

•	could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our initial stockholders will receive additional shares of our Class A common stock if we issue shares to complete an initial business combination.

The founder shares will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination at a ratio such that the number of shares of our Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of our common stock issued and outstanding upon completion of the IPO, plus (ii) the sum of (a) the total number of shares of our common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the Company in connection with or in relation to the completion of the initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding (1) any shares of our Class A common stock or equity-linked securities exercisable for or convertible into shares of our Class A common stock issued, or to be issued, to any seller in the initial business combination and (2) any private placement warrants issued to our sponsors or any of their affiliates upon conversion of working capital loans, minus (b) the number of public shares redeemed by public stockholders in connection with our initial business combination. In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join the resulting company following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to join the resulting company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to join the resulting company after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our executive officers and directors are employed by affiliates of Trasimene Capital, which is an external manager of Cannae Holdings. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law.

In particular, certain of our officers and directors have fiduciary and contractual duties to other blank check companies, Foley Trasimene Acquisition Corp. I (“Foley Trasimene I”), Trebia Acquisition Corp. (“Trebia”), Austerlitz Acquisition Corporation I (“Austerlitz I”) and Austerlitz Acquistion Corporation II (“Austerlitz II”). Foley Trasimene I and Trebia may seek to complete a business combination in any location and are focusing on the financial technology industry for a business combination. Further, Mr. Foley our Chairman serves as a director of Foley Trasimene I, Trebia, Austerlitz I and Austerlitz II. In addition, Mr. Massey, our Chief Executive Officer and director nominee, serves as the Chief Executive Officer and as a director of Foley Trasimene I and a Director Nominee of Austerlitz I and Austerlitz II. Mr. Coy, our Chief Financial Officer, serves as the Chief Financial Officer of Foley Trasimene I, Austerlitz I and Austerlitz II. Mr. Ducommun, our Executive Vice President of Corporate Finance, serves as an Executive Vice President of Corporate Finance of Foley Trasimene I and as President of Austerlitz I and Austerlitz II. Michael L. Gravelle, our General Counsel and Corporate Secretary, serves as General Counsel and Corporate Secretary of Foley Trasimene I, Austerlitz I and Austerlitz II. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our founder and our directors and officers, Trasimene Capital or their affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our second amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Our founder and our directors and officers, Trasimene Capital or their affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 17, 2020, the sponsor paid an aggregate of $25,000, or approximately $0.001 per share, in exchange for the issuance of 34,500,000 shares of our Class B common stock, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. Prior to the completion of the IPO, our sponsor will transfer 25,000 founder shares to each of our independent director nominees at their original purchase price. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 20,893,780 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $31,340,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the IPO and the sale of the private placement warrants and the sale of the forward purchase securities, $1,566,093,454 is available as of December 31, 2020 to complete our business combination and pay related fees and expenses (which excludes up to approximately $51,346,171), after taking into account the deferred underwriting commissions being held in the trust account and the estimated expense of the IPO).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.

Amending our second amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at the meeting. Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own, on an as converted basis, 20% of our Class A common stock upon the closing of the IPO (assuming they do not purchase any units in the IPO), will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsors, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that our capital resources will be sufficient to allow us to complete our initial business combination, we cannot be certain that we will be able to satisfy the capital requirements for any particular transaction. If our capital resources prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of the IPO, our initial stockholders will own, on an as-converted basis, 20% of our issued and outstanding Class A common stock (assuming they do not purchase any units in the IPO). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation. If our initial stockholders purchases any units in the IPO or if our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsors, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants and forward purchase warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the amount of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 48,901,115 of our Class A common stock as part of the units offered in our Initial Public Offering and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 20,893,780 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share. We also expect to issue 5,000,000 forward purchase warrants concurrently with the closing of the Business Combination. Our sponsor and our independent directors currently collectively own an aggregate of 36,675,836 shares of class B common stock. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsors or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of our Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsors until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of our Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in the proxy statement. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which have been issued to our sponsors, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”), for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC fin the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 1701 Village Center Circle, Las Vegas, NV 89134. The cost for our use of this space is included in the $5,000 per month fee we will pay to Cannae Holdings for office space, and administrative support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units began trading on the NYSE under the symbol "BFT.U" on August 19, 2020. Commencing on October 9, 2020, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of the Class A common stock and Warrants that are separated, trade on the NYSE under the symbols "BFT" and "BFT.WS," respectively. Those Units not separated continue to trade on the NYSE under the symbol "BFT."

Holders

At February 19, 2021, there was one holder of record of our Units, one holder of record of our Class A common stock and five holders of record of our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

None.

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

We incurred $81,571,477 in transaction costs, including $29,340,669 of underwriting fees, $51,346,171 of deferred underwriting fees and $884,637 of other offering costs related to our IPO.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated August 20, 2020, which was filed with the SEC.

Item 6.	Selected Financial Data

Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On December 7, 2020, we entered into the Merger Agreement by and among Paysafe, Merger Sub, the Pi Jersey Holdco and PGHL. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger and an indirect subsidiary of Paysafe (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) will convert into the right to receive one common share, par value $0.001 per share, of Paysafe (the “Paysafe Common Share”) and (ii) PGHL will transfer and contribute Pi Jersey Holdco to Paysafe in exchange for Paysafe Common Shares and cash (collectively, the “Paysafe Contribution”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

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

For the period from July 15, 2020 (inception) through December 31, 2020, we had a net loss of $6,962,027, which consists of formation and operating costs of $7,302,194 and a provision for income taxes of $66,008, offset by interest income earned on marketable securities held in the Trust Account of $406,175.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

For the period from July 15, 2020 (inception) through December 31, 2020, cash used in operating activities was $729,917. Net loss of $6,962,027 was affected by interest earned on marketable securities held in the Trust Account of $406,175 and operating costs paid directly by an affiliate of the Sponsor of $1,627,997 and changes in operating assets and liabilities, which provided $5,010,288 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $1,467,439,625 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $410,446 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

The Company has entered into a forward purchase agreement with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsor. Pursuant to such agreement, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the forward purchase agreement will be identical to the warrants sold as part of the Units in the Initial Public Offering.

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

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, related advisories and restrictions and the availability of a vaccine. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company's personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements within the meaning of the applicable SEC rules as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We accounts for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 Our directors and executive officers are as follows:

Name	Age	Position
William P. Foley, II	76	Founder and Chairman
C. Malcolm Holland	60	Director
Mark D. Linehan	58	Director
Erika Meinhardt	62	Director
Richard N. Massey	64	Chief Executive Officer and Director
Bryan D. Coy	51	Chief Financial Officer
David W. Ducommun	44	Senior Vice President of Corporate Finance
Michael L. Gravelle	59	General Counsel and Corporate Secretary

William P. Foley, II is a founder and the Chairman of the Company since July 2020. In addition, he has served as the Chairman of Cannae Holdings since July 2017. Mr. Foley is a founder of Fidelity National Financial (“FNF”), and has served as the Chairman of the board of directors of FNF since 1984. Mr. Foley serves as a Senior Managing Director of Trasimene Capital. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley also serves as the Chairman of Foley Trasimene I since May 2020, and he was previously Executive Chairman of Foley Trasimene I from March 2020 until May 2020. Mr. Foley also serves as a director of Austerlitz I and Austerlitz II since January 2021. Mr. Foley also serves as Chairman of Black Knight since December 2019, and served as the Executive Chairman of Black Knight from January 2014 to December 2019 and as the co-Executive Chairman of FGL Holdings since April 2016. Mr. Foley also previously served as a director of Ceridian from September 2013 to August 2019. Mr. Foley also serves as the Chairman of Dun & Bradstreet, which is a Cannae Holdings portfolio company. Mr. Foley also serves as the Chairman, Chief Executive Officer and President of Foley Family Wines Holdings, Inc., a private holding company for numerous vineyards and wineries, and the Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team. Within the past five-years, Mr. Foley served as the Vice Chairman of Fidelity National Information Services (“FIS”) and as the Chairman of Remy. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley’s qualifications to serve on our board include more than 30 years as a director and executive officer of FNF, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining stockholder value and successfully negotiating and implementing mergers and acquisitions. Mr. Foley provides high-value added services to our board of directors and has sufficient time to focus on the Company.

C. Malcolm Holland serves as a member of our board of directors. In addition, he has served as a director of Cannae Holdings since November 2017. Mr. Holland founded Veritex Holdings, Inc. (“Veritex”), where he has served as Chairman of the Board and Chief Executive Officer since 2009, and as Chairman of the Board, Chief Executive Officer and President of Veritex Bank since its inception in 2010. Mr. Holland began his career in 1982 as a credit analyst and commercial lender at First City Bank. In 1984, Mr. Holland joined Capital Bank as a vice president of commercial lending. From 1985 to 1998, Mr. Holland was an organizer and executive vice president of EastPark National Bank, a de novo bank that opened in 1986. EastPark National Bank was acquired by Fidelity Bank of Dallas in 1995, and Mr. Holland served as executive vice president and head of commercial lending for Fidelity Bank of Dallas from 1995 to 1998, when the bank was acquired by Compass Bank. From 1998 to 2000, Mr. Holland served as senior vice president and head of business banking for Compass Bank. Mr. Holland served as President of First Mercantile Bank from 2000 to 2002, when the bank was acquired by Colonial Bank. From 2003 to 2009, Mr. Holland served as Chief Executive Officer for the Texas Region of Colonial Bank. Mr. Holland is a past president of the Texas Golf Association and served on the Executive Committee of the United States Golf Association from 2013 through 2016. Mr. Holland is a member of the business advisory committee of Watermark Community Church. He has served as chairman of the College Golf Fellowship from 2002 to 2013. Mr. Holland received his Bachelor of Business Administration from Southern Methodist University in 1982. Mr. Holland’s qualifications to serve on our board include his significant financial expertise and his experience on the boards of a number of public companies.

Mark D. Linehan serves as a member of our board of directors. In addition, he has served as a director of Trebia Acquisition Corp. since June 2020, as a director nominee of Austerlitz I since January 2021, as a director nominee of Austerlitz II since January 2021, as a director of Cannae Holdings since September 2019 and as a director of Hudson Pacific Properties (“Hudson Pacific”) since 2010. Mr. Linehan has served as President and Chief Executive Officer of Wynmark Company (“Wynmark”), a private real estate investment and development company, since he founded the company in 1993. Prior to founding Wynmark, he served as a Senior Vice President with Trammell Crow Company (“Trammell”) in Los Angeles, California. Prior to working for Trammell, Mr. Linehan worked for Kenneth Leventhal & Co., a Los Angeles-based public accounting firm specializing in the real estate industry which is now part of Ernst & Young LLP. Mr. Linehan previously served on the board of directors of Condor Hospitality from March 2016 to December 2017. In addition, Mr. Linehan serves as a Director of Direct Relief. Mr. Linehan has a Bachelor of Arts degree in Business Economics from UCSB and is a Certified Public Accountant. Mr. Linehan’s qualifications to serve on our board include more than 25 years of business management and leadership experience, his experience as an entrepreneur and his strategic vision and innovation.

Erika Meinhardt serves as a member of our board of directors. In addition, she has served as a director nominee of Austerlitz I since January 2021, as a director nominee of Austerlitz II since January 2021, as a director of Cannae Holdings since July 2018. Since January 2018, Ms. Meinhardt has served as Executive Vice President of FNF. She previously served as President of National Agency Operations for FNF’s Fidelity National Title Group from February 2005 until January 2018. Prior to assuming that role, she served as Division Manager and National Agency Operations Manager for FNF from 2001 to 2005. Ms. Meinhardt’s qualifications to serve on our board include her knowledge of our businesses she gained as an executive of FNF, and her experience in managing and growing complex business organizations as President of FNF’s National Agency Operations.

Richard N. Massey serves as Chief Executive Officer of the Company since July 2020 and serves as a member of our board of directors. In addition, he serves as a Senior Managing Director of Trasimene Capital and Chief Executive Officer of Cannae Holdings. Mr. Massey served as the Chairman of Bear State Financial, Inc., a publicly traded financial institution from 2011 until April 2018. Mr. Massey also serves as Chief Executive Officer of Foley Trasimene I since March 2020, as a director of Foley Trasimene I since May 2020 and as Chief Executive Officer of Austerlitz I since January 2021, as Chief Executive Officer of Austerlitz II since January 2021. Mr. Massey has served on Cannae Holdings’ board of directors since June 2018. In addition, Mr. Massey served on Black Knight’s board of directors from December 2014 until July 2020 and as a director of FNF from February 2006 to January 2021. Mr. Massey has been a partner in Westrock Capital, LLC, a private investment partnership, since January 2009. Prior to that, Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation and served as a Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies, and he formerly served as a director of FIS. Mr. Massey also serves as a director of FGL Holdings. Mr. Massey is also a director of the Oxford American Literary Project and the Chairman of the board of directors of the Arkansas Razorback Foundation. Mr. Massey’s significant financial expertise and experience on the boards of a number of public companies make him well qualified to serve as a member of our board of directors. We believe that Mr. Massey is able to fulfill his roles and devote sufficient time and attention to his duties as Chief Executive Officer, as a member of our board of directors and as a director of the other public company on which he serves.

David W. Ducommun serves as an Executive Vice President of Corporate Finance of the Company since August 2020, and he previously served as a Senior Vice President of Corporate Finance of the Company since July 2020. In addition, he has served as a Senior Vice President of Corporate Finance of Foley Trasimene I since March 2020 and as an Executive Vice President of Corporate Finance since August 2020, as a Managing Director of Trasimene Capital since November 2019, as President of Austerlitz I since January 2021, as President of Austerlitz II since January 2021, and as President of Cannae Holdings since January 2021, as Executive Vice President of Corporate Finance since August 2020, and as a Senior Vice President of Corporate Finance since November 2017 Mr. Ducommun has over 10 years of experience in the financial industry. Mr. Ducommun has served as a Senior Vice President of Mergers and Acquisitions of FNF from 2011 to November 2019. He also served as Secretary of FGL Holdings from April 2016 until December 2017.

Bryan D. Coy serves as Chief Financial Officer of the Company since July 2020. In addition, he has served as Chief Financial Officer of Foley Trasimene I since July 2020, as Chief Financial Officer of Austerlitz I since January 2021, as Chief Financial Officer of Austerlitz II since January 2021, and as Chief Financial Officer of Cannae Holdings since July 2020. He also serves as a Managing Director of Trasimene Capital. He also serves as Chief Financial Officer of Black Knight Sports and Entertainment, LLC, which is the private company that owns the Vegas Golden Knights, a position he has held since October 2017. He served as Chief Financial Officer of Foley Family Wines from 2017 until 2019. Prior to that, Mr. Coy served as Chief Accounting Officer of Interblock Gaming, an international supplier of electronic gaming tables, from September 2015 to October 2017. He served as Chief Financial Officer—Americas and Global Chief Accounting Officer of Aruze Gaming America from July 2010 through September 2015.

Michael L. Gravelle serves as General Counsel and Corporate Secretary of the Company since July 2020. In addition, he has served as General Counsel and Corporate Secretary of Foley Trasimene I since March 2020, as General Counsel and Corporate Secretary of Austerlitz I since January 2021, as General Counsel and Corporate Secretary of Austerlitz II since January 2021 and as an Executive Vice President, General Counsel and Corporate Secretary of Cannae Holdings since April 2017. Mr. Gravelle has served as the Chief Compliance Officer for Trasimene Capital since January 2020. Mr. Gravelle has over 25 years of business and legal experience in the financial industry. Mr. Gravelle has served as an Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010, and also served in the capacity of an Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as a Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as a Vice President, General Counsel and Secretary beginning in 1996 and as a Senior Vice President, General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle has also served as an Executive Vice President and General Counsel of Black Knight and its predecessors since January 2014 and as Corporate Secretary of Black Knight from January 2014 until May 2018.

Number and Terms of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of C. Malcolm Holland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark D. Linehan and Erika Meinhardt, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of William P. Foley, II and Richard N. Massey, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, either of our sponsors, upon completion of an initial business combination, are entitled to nominate individuals for election to our board of directors, as long as each of the sponsors hold any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our second amended and restated certificate of incorporation as it deems appropriate. Our second amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Our board of directors has determined that C. Malcolm Holland, Mark D. Linehan and Erika Meinhardt are “independent directors” as defined in the NYSE listing standards.

In addition, the Board has considered that Mr. Linehan currently serves on the audit committee of more than three publicly traded companies, including Cannae Holdings (NYSE), Hudson Pacific (NYSE) and Trebia (NYSE). Our Board has determined that Mr. Linehan’s simultaneous service on the audit committees of more than three public companies does not impair his ability to serve effectively as a member of our Audit Committee.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee

C. Malcolm Holland, Mark D. Linehan and Erika Meinhardt serve as members of our audit committee. Our board of directors has determined that each of C. Malcolm Holland, Mark D. Linehan and Erika Meinhardt are independent under the NYSE listing standards and applicable SEC rules for service on the audit committee. C. Malcolm Holland serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that C. Malcolm Holland, Mark D. Linehan and Erika Meinhardt qualify as an “audit committee financial expert” as defined in applicable SEC rules. Except for Mr. Linehan, none of the Audit Committee members serves on the audit committee of more than three public companies. As described above, our Board has determined that Mr. Linehan’s simultaneous service on the audit committee of more than three public companies does not impair his ability to effectively serve on the Audit Committee.

The primary functions of the audit committee include:

•	appointing, determinating compensation and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•	reviewing any material transaction with our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, if required in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

The members of our compensation committee are Mark D. Linehan and Erika Meinhardt, and Mark D. Linehan serves as chairman of the compensation committee.

Our board of directors has determined that each of Mark D. Linehan and Erika Meinhardt are independent in accordance with the NYSE listing standards and for the purposes of serving on the compensation committee.

The principal functions of the compensation committee include:

•	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The charter of the compensation committee provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Erika Meinhardt and Mark D. Linehan, and Erika Meinhardt serves as chairman of the corporate governance and nominating committee. Our board of directors has determined that each of Erika Meinhardt and Mark D. Linehan are independent in accordance with NYSE listing standards.

The primary functions of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees

•	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in a Current Report on Form 8-K or posting such information on our website.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsors, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Item 11.	Executive Compensation

None of our executive officers or directors have received any compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of completion of our initial business combination and our liquidation, we will reimburse Cannae Holdings for office space and administrative support services provided to us in the amount of $5,000 per month. In addition, our sponsors, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsors, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with the combined company may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with the combined company after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the combined company after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2021, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 183,379,181 shares of class A common stock of outstanding at January 31, 2021, of which 146,703,345 were shares of Class A common stock and 36,675,836 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Common Stock
Trasimene Capital FT, LP II (3)	36,600,836	20.0%
William P. Foley, II (3)	36,600,836	20.0%
C. Malcolm Holland	25,000	*
Mark D. Linehan	25,000	*
Erika Meinhardt	25,000	*
Richard N. Massey	—	—
David W. Ducommun	—	—
Bryan D. Coy	—	—
Michael L. Gravelle	—	—
All officers and directors as a group (8 individuals)	36,675,836	20.0%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders is 1701 Village Center Circle, Las Vegas, NV, 89134.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock on the first business day following the completion of our initial business combination. Excludes Class A common stock issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial business combination.

(3)	Trasimene Capital FT, LLC II is the sole general partner of Trasimene Capital FT, LP II. Trasimene Capital FT, LLC II has sole voting and dispositive power over the founder shares owned by Trasimene Capital FT, LP II. William P. Foley, II is the sole member of Trasimene Capital FT, LLC II and therefore may be deemed to beneficially own 36,600,836 founder shares and ultimately exercises voting and dispositive power over the founder shares held by Trasimene Capital FT, LP II. Mr. Foley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Founder Shares

During the period from July 15, 2020 (inception) through July 17, 2020, the Sponsors purchased 34,500,000 Founder Shares for an aggregate purchase price of $25,000. On August 14, 2020, the Sponsor transferred 25,000 of the Founder Shares to each of the independent director nominees at their original purchase price. On August 18, 2020, the Company effected a stock dividend with respect to its Class B common stock of 2,875,000 shares thereof, resulting in an aggregate of 37,375,000 outstanding shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares include an aggregate of up to 699,164 shares of Class B common stock that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 4,175,836 Founder Shares are no longer subject to forfeiture. On October 2, 2020, the underwriters’ remaining over-allotment expired unexercised, resulting in the forfeiture of 699,164 Founder Shares. Accordingly, as of October 2, 2020, there are 36,675,836 Founder Shares issued and outstanding.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $28,000,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Administrative Services

Commencing on August 18, 2020, we have agreed to pay an affiliate of the Sponsors up to $5,000 per month for office space and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The Audit Committee is responsible for reviewing and approving any related party transactions.

Promissory Notes

On July 17, 2020, the Company issued a promissory note (the "Promissory Note") to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) January 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on August 21, 2020.

On December 17, 2020, the Company issued a promissory note (the "Note") to an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,627,997. The Note was non-interest bearing and payable on the earlier of (i) December 7, 2021 or (ii) the completion of a Business Combination. As of December 31, 2020, $1,627,997 was outstanding under the Note.

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from July 15, 2020 (inception) through December 31, 2020
Audit Fees (1)	$86,005
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total Fees	$86,005

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.  Reference is made to the Index to the Financial Statements of Foley Trasimene Acquisition Corp. II included in Item 8 of Part II above.

(a) (2) Financial Statement Schedules. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(a) (3) Exhibits. We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

FOLEY TRASIMENE ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Foley Trasimene Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Foley Trasimene Acquisition Corp. II (the “Company”) as of December 31, 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 25, 2021

FOLEY TRASIMENE ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets:
Cash	$410,446
Prepaid expenses	1,381,656
Total Current Assets	1,792,102

Cash and marketable securities held in Trust Account	1,467,439,625
Total Assets	$1,469,231,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$6,325,936
Income taxes payable	66,008
Promissory note – related party	1,627,997
Total Current Liabilities	8,019,941

Deferred underwriting fee payable	51,346,171
Total Liabilities	59,366,112

Commitments and Contingencies

Class A common stock subject to possible redemption, 140,486,561 shares at $10.00 per share	1,404,865,610

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 800,000,000 shares authorized; 6,216,784 issued and outstanding (excluding 140,486,561 shares subject to possible redemption)	622
Class B common stock, $0.0001 par value; 80,000,000 shares authorized; 36,675,836 shares issued and outstanding	3,668
Additional paid-in capital	11,957,742
Accumulated deficit	(6,962,027)
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$1,469,231,727

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and general and administrative expenses	$7,302,194
Loss from operations	(7,302,194)

Other income:
Interest earned on marketable securities held in Trust Account	406,175

Loss before provision for income taxes	(6,896,019)
Provision for income taxes	(66,008)
Net loss	$(6,962,027)

Weighted average shares outstanding of Class A redeemable common stock	146,070,643
Basic and diluted income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	34,750,451
Basic and diluted net loss per share, Class B	$(0.21)

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	37,375,000	3,738	21,262	—	25,000

Sale of 146,703,345 Units, net of underwriting discounts and other offering costs	146,703,345	14,670	—	—	1,385,447,303	—	1,385,461,973

Sale of 20,893,780 Private Placement Warrants	—	—	—	—	31,340,669	—	31,340,669

Class A common stock subject to possible redemption	(140,486,561)	(14,048)	—	—	(1,404,851,562)	—	(1,404,865,610)

Forfeiture of Founder Shares	—	—	(699,164)	(70)	70	—	—

Net loss	—	—	—	—	—	(6,962,027)	(6,962,027)
Balance – December 31, 2020	6,216,784	$622	36,675,836	$3,668	$11,957,742	$(6,962,027)	$5,000,005

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,962,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(406,175)
Operating costs paid through promissory note – related party	1,627,997
Changes in operating assets and liabilities:
Prepaid expenses	(1,381,656)
Accrued expenses	6,325,936
Income taxes payable	66,008
Net cash used in operating activities	(729,917)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,467,033,450)
Net cash used in investing activities	(1,467,033,450)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts and other offering costs paid	1,437,692,781
Proceeds from sale of Private Placement Warrants	31,340,669
Proceeds from advances from related party	480,000
Repayment of advances from related party	(480,000)
Proceeds from promissory note – related party	500,000
Repayment of promissory note – related party	(500,000)
Payment of offering costs	(884,637)
Net cash provided by financing activities	1,468,173,813

Net Change in Cash	410,446
Cash – Beginning of period	—
Cash – End of period	$410,446

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$1,411,824,970
Change in value of Class A common stock subject to possible redemption	$(6,959,360)
Deferred underwriting fee payable	$51,346,171

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 15, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Liquidity and Going Concern Consideration

As of December 31, 2020, the Company had $410,446 in its operating bank account, and working capital deficit of approximately $6,228,000.

The Company's liquidity needs through December 31, 2020 were satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $500,000 from the Sponsor pursuant to a Promissory Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note as of August 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

On December 17, 2020, the Company issued a promissory note to an affiliate of the Sponsor in an aggregate amount of $1,627,997 to cover certain merger related expenses (see Note 5).

Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund our working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 140,486,561 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$406,175
Income and Franchise Tax	(157,862)
Net Earnings	$248,313
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	146,070,643
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(6,962,027)
Redeemable Net Earnings	(248,313)
Non-Redeemable Net Loss	$(7,210,340)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	34,750,451
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.21)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On December 17, 2020, the Company issued a promissory note (the “Note”) to an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,627,997. The Note was non-interest bearing and payable on the earlier of (i) December 7, 2021 or (ii) the completion of a Business Combination. As of December 31, 2020, $1,627,997 was outstanding under the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts have been borrowed under this arrangement as of December 31, 2020.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on August 18, 2020, to pay Cannae Holdings, Inc. (“Cannae Holdings”) up to $5,000 per month for office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 15, 2020 (inception) through December 31, 2020, the Company incurred and paid $25,000 in fees for these services.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 19,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 26, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 16,703,345 Units at $10.00 per Unit, leaving 2,796,655 Units available for purchase. On October 5, 2020, the underwriters’ remaining over-allotment expired unexercised.

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

Merger Agreement

On December 7, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Paysafe Limited, an exempted limited company incorporated under the laws of Bermuda (“Paysafe”), Paysafe Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of Paysafe (“Merger Sub”), Paysafe Bermuda Holding LLC, a Bermuda exempted limited liability company (the “LLC”), Pi Jersey Holdco 1.5 Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“Pi Jersey Holdco”) and Paysafe Group Holdings Limited, a private limited company incorporated under the laws of England and Wales (“PGHL”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger and an indirect subsidiary of Paysafe (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) will convert into the right to receive one common share, par value $0.001 per share, of Paysafe (the “Paysafe Common Share”) and (ii) PGHL will transfer and contribute Pi Jersey Holdco to Paysafe in exchange for Paysafe Common Shares and cash (collectively, the “Paysafe Contribution”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock. The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, authorize the issuance of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock. The Company is authorized to issue 800,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 6,216,784 shares of Class A common stock issued and outstanding, excluding 140,486,561 shares of Class A common stock subject to possible redemption.

Class B Common Stock. The Company is authorized to issue 80,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 36,675,836 shares of Class B common stock issued and outstanding.

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

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax asset
Organizational costs/Startup expenses	$1,514,172
Total deferred tax asset	1,514,172
Valuation allowance	(1,514,172)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2020
Federal:
Current	$66,008
Deferred	(1,514,172)

State:
Current	$—
Deferred	—
Change in valuation allowance	1,514,172
Income tax provision	$66,008

As of December 31, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $1,514,172.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(22.0)%
Income tax provision	(1.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $962 in cash and $1,467,438,663 in U.S. Treasury securities. During the period from July 15, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/12/2021)	1	$1,467,438,663	$13,662	$1,467,452,325

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

No.	Description of Exhibit

2.1	Merger Agreement. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws. (3)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of registrant’s securities*
10.1	Investment Management Trust Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.2	Registration Rights Agreement, dated August 21, 2020, among the Company, the Sponsors and certain other security holders named therein. (2)
10.3	Private Placement Warrants Purchase Agreement, dated August 18, 2020, between the Company and the Sponsors. (2)
10.4	Administrative Services Agreement, dated August 21, 2020, between the Company and Cannae Holdings, Inc. (2)
10.5	Letter Agreement, dated August 21, 2020, between the Company and each of its officers and directors and the Sponsor. (2)
10.6	Indemnity Agreement, dated August 21, 2020, between the Company and each of its officers and directors. (2)
10.7	Promissory Note, dated July 17, 2020, issued to the Sponsor and Trasimene Capital Management, LLC. (3)
10.8	Securities Subscription Agreement, dated July 17, 2020, between the Company and the Sponsor. (3)
10.9	Forward Purchase Agreement dated July 31, 2020 between the Registrant and Cannae Holdings, Inc. (3)
10.10	Form of Subscription Agreement. (1)
10.11	Amended and Restated Sponsor Agreement (1).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (4)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith
**	Furnished herewith

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2020 and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 24, 2020 and incorporated by reference herein.

(3) Previously filed as an exhibit to our Form S-1 (File No.333-240285) initially filed on August 3, 2020 and incorporated by reference herein.

(4) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foley Trasimene Acquisition Corp. II

By:	/s/ Richard N. Massey
Richard N. Massey
Chief Executive Officer and Director

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard N. Massey	Chief Executive Officer and Director	February 25, 2021
Richard N. Massey	(Principal Executive Officer)

/s/ Bryan D. Coy	Chief Financial Officer	February 25, 2021
Bryan D. Coy	(Principal Financial and Accounting Officer)

/s/ William P. Foley II	Director and Chairman of the Board	February 25, 2021
William P. Foley II

/s/ C. Malcolm Holland	Director	February 25, 2021
C. Malcolm Holland

/s/ Mark D. Linehan	Director	February 25, 2021
Mark D. Linehan

/s/ Erika Meinhardt	Director	February 25, 2021
Erika Meinhardt