Form 10-K/A
period 2020-12-31
Foley Trasimene Acquisition II
filed 2021-05-19
CIK 1818355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of March 29, 2021, there were 146,703,345 shares of Class A common stock and 36,675,836 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report on Form 10-K of Foley Trasimene Acquisition Corp. II (the “Company”) as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Form 10-K”). This Form 10-K/A amends and restates the Original Form 10-K to reflect the correction of an error in its unaudited interim financial statements as of and for the period ended September 30, 2020, its audited financial statements as of and for the period ended December 31, 2020 and its audited balance sheet as of August 21, 2020. The correction involves only non-cash adjustments.

As previously disclosed in the Current Report on Form 8-K (this “Form 8-K”) filed by FTAC with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, FTAC completed its business combination transaction (the “Business Combination”) with Paysafe Limited, an exempted limited company incorporated under the laws of Bermuda (“Paysafe”), following which FTAC became a wholly-owned subsidiary of Paysafe. Immediately following the effective time of the Business Combination, all of FTAC’s directors and officers resigned from FTAC. Following the closing of the Business Combination, on April 12, 2021, FTAC filed a Form 15 with the SEC to delist and deregister its securities pursuant to Rules 12g-4(a)(1) and 12h-3(b)(1)(i).

On April 12, 2021, the SEC Staff issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”), as well as for the forward purchase agreement entered into with an anchor investor (the "FPA") and concluded that the Warrants and FPA should be treated as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and FPA.

As a result, the Company is restating in this Amendment its financial statements for the following periods: (i) as of and for the quarterly period ended September 30, 2020 and (ii) as of and for the period ended December 31, 2020. The Company is also correcting its audited balance sheet as of August 21, 2020.

The Company’s accounting for the Warrants and FPA as components of equity rather than as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The Company has not amended its previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement or its balance sheet as August 21, 2020. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

This Amendment sets forth the Original Form 10-K in its entirety; however, this Amendment amends and restates only the following items of the Original Form 10-K:

•	Cover Page;
•	Part I, Item 1A, Risk Factors;
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 8, Financial Statements;
•	Part II, Item 9A, Controls and Procedures; and
•	Part IV, Item 15, Exhibits and Financial Statement Schedules

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the Restatement. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings.

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

We have identified a material weakness in our internal control over financial reporting.

Following issuance of the April 12, 2021 SEC statement (the “SEC Statement”), we revisited our accounting for the Warrants and FPA and concluded that, in light of the SEC Statement, it was appropriate to revise the value and classification of our Warrants and FPA as liabilities rather than equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020. This material weakness resulted in a material misstatement of our Warrant and FPA liabilities, change in fair value of Warrant and FPA liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

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

Our warrants and forward purchase agreement are accounted for as liabilities and the changes in value of our warrants and forward purchase agreement could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and forward purchase agreement, and determined to classify the warrants and forward purchase agreement as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended and restated to give effect to the restatement of our audited financial statements as of and for the period ended December 31, 2020 and the unaudited quarterly information included in those audited financial statements (the “Restatement”). The Company has restated its historical financial results for such periods to reclassify its Warrants and FPA as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and FPA. The impact of the Restatement is reflected in MD&A below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Form 10-K. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

The Transactions were completed on March 30, 2021, in accordance with the terms of the Merger Agreement.

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

For the period from July 15, 2020 (inception) through December 31, 2020, we had a net loss of $333,880,123, which consists of non-cash losses of $227,104,541 and $99,813,555 related to changes in the fair value of the Warrants and FPA, respectively, formation and operating costs of $7,302,194 and a provision for income taxes of $66,008, offset by interest income earned on marketable securities held in the Trust Account of $406,175.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common shares by our Sponsor and loans from our Sponsor.

For the period from July 15, 2020 (inception) through December 31, 2020, cash used in operating activities was $729,917. Net loss of $333,880,123 was affected by the non-cash loss on the change in fair value of the Warrants of $227,104,541, non-cash loss on the change in fair value of the FPAs of $99,813,555, interest earned on marketable securities held in the Trust Account of $406,175 and operating costs paid directly by an affiliate of the Sponsor of $1,627,997 and changes in operating assets and liabilities, which provided $5,010,288 of cash from operating activities.

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

The Company has entered into the FPA with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsor. Pursuant to the FPA, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants sold as part of the FPA are substantially identical to the warrants sold as part of the Units in the Initial Public Offering.

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

We entered into the FPA with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of ours or the Sponsor. Pursuant to the FPA, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPA will be identical to the warrants sold as part of the Units in the Initial Public Offering.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of liability-classified Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 11 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

This information appears following Item 15 of this Report and is included herein by reference. As discussed in the Explanatory Note to this Amendment, we have restated our financial statements for the period ended December 31, 2020 and certain unaudited financial information included in those financial statements. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants or FPA as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

As discussed in this Amendment, the Company has re-evaluated its accounting for the Warrants and FPA and concluded that the Warrants and FPA should be treated as derivative liabilities rather than as components of equity as the Company previously treated the Warrants and FPA. As a result, the Company is restating in this Amendment its financial statements for the following periods: (i) as of and for the quarterly period ended September 30, 2020 and (ii) as of and for the period ended December 31, 2020. The Company is also correcting its audited balance sheet as of August 21, 2020. The Restatement is more fully described in Note 2 to the Company's financial statements included in Item 15 of Part IV of this Amendment.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

FOLEY TRASIMENE ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Foley Trasimene Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Foley Trasimene Acquisition Corp. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

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

New York, New York

May 18, 2021

FOLEY TRASIMENE ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

(RESTATED)

ASSETS
Current assets:
Cash	$410,446
Prepaid expenses	1,381,656
Total Current Assets	1,792,102

Cash and marketable securities held in Trust Account	1,467,439,625
Total Assets	$1,469,231,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$6,325,936
Income taxes payable	66,008
Promissory note – related party	1,627,997
Total Current Liabilities	8,019,941

Warrant liability	324,537,320
FPA liability	99,813,555
Deferred underwriting fee payable	51,346,171
Total Liabilities	483,716,987

Commitments and Contingencies

Class A common stock subject to possible redemption, 98,051,473 shares at $10.00 per share	980,514,730

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 800,000,000 shares authorized; 48,651,872 issued and outstanding (excluding 98,051,473 shares subject to possible redemption)	4,865
Class B common stock, $0.0001 par value; 80,000,000 shares authorized; 36,675,836 shares issued and outstanding	3,668
Additional paid-in capital	338,871,600
Accumulated deficit	(333,880,123)
Total Stockholders’ Equity	5,000,010
Total Liabilities and Stockholders’ Equity	$1,469,231,727

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Formation and general and administrative expenses	$7,302,194
Loss from operations	(7,302,194)

Other income (expense):
Loss on change in fair value of warrant liability	(227,104,541)
Loss on change in fair value of FPA liability	(99,813,555)
Interest earned on marketable securities held in Trust Account	406,175

Loss before provision for income taxes	(333,814,115)
Provision for income taxes	(66,008)
Net loss	$(333,880,123)

Weighted average shares outstanding of Class A redeemable common stock	146,070,643
Basic and diluted income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	34,750,451
Basic and diluted net loss per share, Class B	$(9.62)

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	37,375,000	3,738	21,262	—	25,000

Sale of 146,703,345 Units, net of allocation to warrant liabilities, underwriting discounts and other offering costs	146,703,345	14,670	—	—	1,317,474,753	—	1,317,489,423

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,880,440	—	1,880,440

Class A common stock subject to possible redemption	(98,051,473)	(9,805)	—	—	(980,504,925)	—	(980,514,730)

Forfeiture of Founder Shares	—	—	(699,164)	(70)	70	—	—

Net loss	—	—	—	—	—	(333,880,123)	(333,880,123)
Balance – December 31, 2020	48,651,872	$4,865	36,675,836	$3,668	$338,871,600	$(333,880,123)	$5,000,010

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(333,880,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	227,104,541
Loss on change in fair value of FPA liability	99,813,555
Interest earned on marketable securities held in Trust Account	(406,175)
Operating costs paid through promissory note – related party	1,627,997
Changes in operating assets and liabilities:
Prepaid expenses	(1,381,656)
Accrued expenses	6,325,936
Income taxes payable	66,008
Net cash used in operating activities	(729,917)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,467,033,450)
Net cash used in investing activities	(1,467,033,450)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts and other offering costs paid	1,437,692,781
Proceeds from sale of Private Placement Warrants	31,340,669
Proceeds from advances from related party	480,000
Repayment of advances from related party	(480,000)
Proceeds from promissory note – related party	500,000
Repayment of promissory note – related party	(500,000)
Payment of offering costs	(884,637)
Net cash provided by financing activities	1,468,173,813

Net Change in Cash	410,446
Cash – Beginning of period	—
Cash – End of period	$410,446

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$1,314,392,190
Initial classification of warrant liability	97,432,778
Change in value of Class A common stock subject to possible redemption	$(333,877,460)
Deferred underwriting fee payable	$51,346,171

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Foley Trasimene Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on July 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). See Note 7 and 12 for discussion of the Paysafe Business Combination which closed on March 30, 2021.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

The Company's liquidity needs through December 31, 2020 were satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of $500,000 from the Sponsor pursuant to a Promissory Note (defined below, see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note as of August 21, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

On December 17, 2020, the Company issued a promissory note to an affiliate of the Sponsor in an aggregate amount of $1,627,997 to cover certain merger related expenses (see Note 6). The promissory note was repaid in full upon closing of the Paysafe Business Combination (see Note 7 and Note 12).

On March 30, 2021, the Paysafe Business Combination was consummated and the Company became a non-operating subsidiary of Paysafe. As a result of the closing of the Paysafe Business Combination, the Company no longer requires funding as it has completed its intended purpose of facilitating a Business Combination.

NOTE 2. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for the Private Placement Warrants and Public Warrants (as defined in Note 4 and together with the Private Placement Warrants, the "Warrants") and FPA (as defined in Note 7) under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants and FPA meet the criteria for liability classification pursuant to ASC 815-40, we have restated the financial statements to classify the Warrants and FPA as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The Company's prior accounting treatment for the Warrants and FPA was equity classification rather than as derivative liabilities. Accounting for the Warrants and FPA as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants and FPA to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants and FPA in the Company's financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

	As of
	December 31, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$324,537,320	$324,537,320
FPA liability	—	99,813,555	99,813,555
Total Liabilities	59,366,112	483,716,987	424,350,875
Class A common stock subject to possible redemption	1,404,865,610	980,514,730	(424,350,880)
Class A common stock, $0.0001 par value	622	4,865	4,243
Additional paid-in capital	11,957,742	338,871,600	326,913,858
Accumulated deficit	(6,962,027)	(333,880,123)	(326,918,096)
Total Stockholder’s Equity	5,000,005	5,000,010	5

	For the Period from August 21, 2020
	Through December 31, 2020
	As Reported	As Restated	Difference
Statements of Operations
Loss on change in fair value of warrant liability	$—	$(227,104,541)	$(227,104,541)
Loss on change in fair value of FPA liability	—	(99,813,555)	(99,813,555)
Loss before provision for income taxes	(6,896,019)	(333,814,115)	(326,918,096)
Net loss	(6,962,027)	(333,880,123)	(326,918,096)
Per Share Data:
Basic and diluted net loss per share, Class B	$(0.21)	$(9.62)	$(9.41)

	As of
	September 30, 2020 (unaudited)
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$87,101,346	$87,101,346
FPA liability	—	3,028,015	3,028,015
Total Liabilities	51,412,043	141,541,405	90,129,362
Class A common stock subject to possible redemption	1,411,810,960	1,321,681,600	(90,129,360)
Class A common stock, $0.0001 par value	552	1,454	902
Additional paid-in capital	5,012,392	—	(5,012,392)
(Accumulated deficit) retained earnings	(16,677)	4,994,811	5,011,488
Total Stockholder’s Equity	5,000,005	5,000,003	(2)

	For the Period from August 21, 2020
	Through September 30, 2020 (unaudited)
	As Reported	As Restated	Difference
Statements of Operations
Gain on change in fair value of warrant liability	$—	$10,331,432	$10,331,432
Loss on change in fair value of FPA liability	—	(3,028,015)	(3,028,015)
Income before provision for income taxes	2,861	7,306,278	7,303,417
Net (loss) income	(16,677)	7,286,740	7,303,417
Per Share Data:
Basic and diluted net income per share, Class B	$—	$0.20	$0.20

	As of
	August 21, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$86,553,333	$86,553,333
Total Liabilities	45,929,103	132,482,436	86,553,333
Class A common stock subject to possible redemption	1,250,637,690	1,164,084,360	(86,553,330)
Class A common stock, $0.0001 par value	494	1,359	865
Additional paid-in capital	4,998,441	4,997,573	(868)
Total Stockholder’s Equity	5,000,007	5,000,004	(3)

Total operating, investing and financing cash flows for all periods herein and in all previous interim periods were not impacted by the restatement. In the Company’s statements of cash flows, the restated net (loss) income in each period is adjusted to exclude the restated non-cash impact of the gain (loss) on the change in fair value of the warrant and FPA liabilities which results in no change to operating cash flows in any period.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 11 for further discussion of the methodology used to determine the value of the Warrants and FPAs.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 98,051,473 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

December 31,
2020
(As restated)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$406,175
Income and Franchise Tax	(157,862)
Net Earnings	$248,313
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	146,070,643
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(333,880,123)
Redeemable Net Earnings	(248,313)
Non-Redeemable Net Loss	$(334,128,436)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	34,750,451
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(9.62)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 146,703,345 Units, at a purchase price of $10.00 per Unit, inclusive of 16,703,345 Units sold to the underwriters on August 26, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $28,000,000. On August 26, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 2,227,113 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $3,340,669. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

On December 17, 2020, the Company issued a promissory note (the “Note”) to an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,627,997. The Note was non-interest bearing and payable on the earlier of (i) December 7, 2021 or (ii) the completion of a Business Combination. As of December 31, 2020, $1,627,997 was outstanding under the Note. The Note was repaid in full upon closing of the Paysafe Business Combination. See Note 12.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $51,346,171 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The fee was paid upon closing of the Paysafe Business Combination on March 30, 2021. See Note 12.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the "FPA") with Cannae Holdings, a diversified holding company which is externally managed by Trasimene Capital Management, LLC but is not an affiliate of the Company or the Sponsor. Pursuant to the FPA, Cannae Holdings has agreed to purchase shares of Class A common stock in an aggregate share amount equal to 15,000,000 shares of Class A common stock, plus an aggregate of 5,000,000 redeemable warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants sold as part of the forward purchase agreement are identical to the warrants sold as part of the Units in the Initial Public Offering. The FPA was fully funded and the Class A common stock and warrants issuable thereunder were issued upon consummation of the Paysafe Business Combination on March 30, 2021. See Note 12.

In connection with the forward purchase securities sold to Cannae Holdings, the Company expects that the initial stockholders will receive (by way of an adjustment to their existing shares of Class B common stock) an aggregate number of additional shares of Class B common stock so that the initial stockholders, in the aggregate, on an as-converted basis, will hold 20% of the shares of Class A common stock at the time of the closing of a Business Combination. Under the FPA, the Company will provide a right of first offer to Cannae Holdings if the Company proposes to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities, other than the units and certain excluded securities. In addition, if the Company seeks stockholder approval of a proposed initial Business Combination, Cannae Holdings has agreed under the forward purchase agreement to vote any shares of Class A common stock owned by Cannae Holdings in favor of any proposed initial Business Combination.

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

On March 30, 2021 (the “Closing Date”), in accordance with the terms of the Merger Agreement, the parties completed the business combination transaction (the “Paysafe Business Combination”) pursuant to which, among other things, (i) Merger Sub merged with and into the Company, with Company being the surviving corporation in the merger and an indirect subsidiary of Paysafe (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) converted into the right to receive one common share, par value $0.001 per share, of Paysafe (the “Paysafe Common Shares”) and (ii) PGHL transferred and contributed Pi Jersey Holdco to Paysafe in exchange for Paysafe Common Shares and cash (collectively, the “Paysafe Contribution”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

NOTE 8. STOCKHOLDERS’ EQUITY

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

Class A Common Stock. The Company is authorized to issue 800,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 48,651,872 shares of Class A common stock issued and outstanding, excluding 98,051,473 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2020, the change in the valuation allowance was $1,514,172.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
As Restated
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation of warrant liability	(14.1)%
Change in valuation of FPA liability	(6.4)%
Change in valuation allowance	(0.5)%
Income tax provision	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

Investments Held in Trust

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 1/12/2021)	1	$1,467,438,663	$13,662	$1,467,452,325

Warrant and FPA Liabilities

The Warrants and FPA are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the statement of operations each period.

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$224,456,118	$—	$—	$224,456,118
Private Placement Warrants	—	—	100,081,202	100,081,202
Total warrant liabilities	$224,456,118	$—	$100,081,202	$324,537,320
FPA liability	$—	$—	$99,813,555	$99,813,555

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: BFT.WS) as of the balance sheet date.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount for the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, a discount for lack of marketability, implied volatility of the underlying securities indirectly derived based on comparable public company trading data, risk free interest rates based on US treasury rates, the lock-up period for which the holders of the private placement warrants cannot sell the securities based on contractual warrant terms and the expiration date of the warrants based on the contractual warrant terms. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using the Finnerty Model at 7.0%. The probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the warrant liability, a Level 3 liability, measured on a recurring basis.

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, August 21, 2020 (issuance)	$60,233,333	$26,320,000
Liability for additional Warrants issued upon the underwriter’s exercise of their overallotment on August 26, 2020	7,739,217	3,140,228
(Gain) loss on change in fair value (1)	(7,824,178)	70,620,974
Transfer to Level 1	(60,148,372)	-
Fair value, December 31, 2021	$-	$100,081,202

(1) Represents the non-cash loss on the change in valuation and is included in Loss on change in fair value of warrant liability on the statement of operations.

Transfers to/from Levels 1, 2 and 3 occur when a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in the fourth quarter of 2020, when the Public Warrants became separately listed and traded.

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $150 million pursuant to the FPA is discounted to present value using US treasury rates and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $150 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, August 21, 2020 (issuance)	$—
Loss on change in fair value (1)	99,813,555
Fair value, December 31, 2020	$99,813,555

(1) Represents the non-cash loss on the change in valuation of the FPA liability and is included in Loss on change in fair value of FPA liability on the statement of operations.

NOTE 12. SUBSEQUENT EVENTS

As described in Note 7, the Company completed the Paysafe Business Combination on March 30, 2021. In conjunction with the completion of the Paysafe Business Combination (see Note 7): (1) the Promissory Note was paid off (see Note 6), (2) the FPA was fully funded and the Class A common stock and warrants issuable thereunder were issued (see Note 7) and (3) the deferred underwriting fees accrued as of December 31, 2020 were paid to the underwriters (see Note 7).

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those described above, that would have required adjustment or disclosure in the financial statements.

Exhibit Index

No.	Description of Exhibit

2.1	Merger Agreement. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws. (3)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of registrant’s securities (5)
10.1	Investment Management Trust Agreement, dated August 21, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.2	Registration Rights Agreement, dated August 21, 2020, among the Company, the Sponsors and certain other security holders named therein. (2)
10.3	Private Placement Warrants Purchase Agreement, dated August 18, 2020, between the Company and the Sponsors. (2)
10.4	Administrative Services Agreement, dated August 21, 2020, between the Company and Cannae Holdings, Inc. (2)
10.5	Letter Agreement, dated August 21, 2020, between the Company and each of its officers and directors and the Sponsor. (2)
10.6	Indemnity Agreement, dated August 21, 2020, between the Company and each of its officers and directors. (2)
10.7	Promissory Note, dated July 17, 2020, issued to the Sponsor and Trasimene Capital Management, LLC. (3)
10.8	Securities Subscription Agreement, dated July 17, 2020, between the Company and the Sponsor. (3)
10.9	Forward Purchase Agreement dated July 31, 2020 between the Registrant and Cannae Holdings, Inc. (3)
10.10	Form of Subscription Agreement. (1)
10.11	Amended and Restated Sponsor Agreement (1).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (4)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith
**	Furnished herewith

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

(5) Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 26, 2021 and incorporated by reference herein.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foley Trasimene Acquisition Corp. II

By:	/s/ Ismail Dawood
Ismail Dawood
Chief Executive Officer and President

Date: May 18, 2021